Form 10-K
period 2002-12-31
BANK OF AMERICA MORT SEC INC MORT PASS THR CERT SER 2002 G
filed 2003-03-31
CIK 1176345

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2002

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-74544-15


        BANK OF AMERICA MORTGAGE SECURITIES, INC.
        MORTGAGE PASS-THROUGH CERTIFICATES
        Series 2002-G Trust

       (Exact name of registrant as specified in its charter)



   New York                                       13-6062916
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

   c/o Bank of America, NA, as Servicer
   101 N. Tryon St.
   Charlotte, NC                               28255
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: 704-387-2111


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.


  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___







  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.






  State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

         Not applicable.








  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc..) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                 PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            Not applicable.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trusts created under the Pooling and Servicing Agreement (the Trusts), the Trustee, the Servicer or the registrant with respect to the Trusts other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                               PART II


  Item 5.  Market for registrant's Common Equity and Related Stockholder
           Matters.


            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2002, the number of holders of record for each class of Certificate were as follows:


             Class 1-A-1                       1
             Class 1-A-2                       1
             Class 1-A-3                       1
             Class 1-A-4                       1
             Class 1-A-5                       1
             Class 2-A-1                       1
             Class APT                         1
             Class 1-B-1                       1
             Class 1-B-2                       1
             Class 1-B-3                       1
             Class 1-B-4                       1
             Class 1-B-5                       1
             Class 1-B-6                       1
             Class 2-B-1                       1
             Class 2-B-2                       1
             Class 2-B-3                       1
             Class 2-B-4                       1
             Class 2-B-5                       1
             Class 2-B-6                       1

             Total:                           19


  Item 6.  Selected Financial Data.

            Omitted.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 14(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


                               PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

                               PART IV


  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002


           a)  Bank of America, NA, Servicer


    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


           a)  Bank of America, NA, Servicer


    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


           a)  Bank of America, NA, Servicer



    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.


   (b) Reports on Form 8-K, dated as of October 31, 2002, November 30, 2002, and December 31, 2002, were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.



   (d) Omitted.

                               SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    BANK OF AMERICA MORTGAGE SECURITIES, INC.
    MORTGAGE PASS-THROUGH CERTIFICATES
    Series 2002-G Trust
    (Registrant)



  Signed:  Bank of America, NA, as Servicer


  By:   Judy Lowman, Vice President

  By: /s/  Judy Lowman, Vice President

  Dated: March 28, 2003

           Servicer's Sarbanes-Oxley Certification (2002 Transactions)

                   BANK OF AMERICA MORTGAGE SECURITIES, INC.,
                       MORTGAGE PASS-THROUGH CERTIFICATES,
                      SERIES SET FORTH ON EXHIBIT I HERETO

      I, Gary K. Bettin, a Senior Vice President of Bank of America, N.A., certify that:

1. I have reviewed the annual reports on Form 10-K for the calendar year 2002 and all monthly current reports on Form 8-K containing a copy of the monthly statement to certificateholders (the "Distribution Date Statements") delivered pursuant to Section 5.04(a) of the Pooling and Servicing Agreements listed on Exhibit I hereto (each, an "Agreement") filed in respect of periods included in the year covered by such annual reports of the trusts (each, a "Trust") formed pursuant to such Agreements;

2. Based on my knowledge, with respect to each Trust, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by such annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under each Agreement for inclusion in the related Trust's Distribution Date Statements is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under each Agreement and based upon my knowledge and the annual compliance review required under each Agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under each Agreement;

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards, based upon the report provided by an independent public accountant after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure as set forth in the Agreement that is included in these reports; and

6. In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated party: The Bank of New York.



                                          By:
                                             -----------------------------------
                                                Name:   Gary K. Bettin
                                                Title:  Senior Vice President

                                                                       EXHIBIT I

            PARTIES                                        DATE OF POOLING
                                                              AGREEMENT             SERIES
  ========================================================================================
D29   Bank of America Mortgage Securities, Inc.,            January 24, 2002        2002-A
      Bank of America, N.A. and The Bank of New
      York

D28   Bank of America Mortgage Securities, Inc.,            January 24, 2002        2002-1
      Bank of America, N.A. and The Bank of New
      York

D31   Bank of America Mortgage Securities, Inc.,            February 21, 2002       2002-B
      Bank of America, N.A. and The Bank of New
      York

D30   Bank of America Mortgage Securities, Inc.,            February 21, 2002       2002-2
      Bank of America, N.A. and The Bank of New
      York

D32   Bank of America Mortgage Securities, Inc.,            March 26, 2002          2002-3
      Bank of America, N.A. and The Bank of New
      York

D33   Bank of America Mortgage Securities, Inc.,            April 25, 2002          2002-4
      Bank of America, N.A. and The Bank of New
      York

D34   Bank of America Mortgage Securities, Inc.,            April 25, 2002          2002-C
      Bank of America, N.A. and The Bank of New
      York

D35   Bank of America Mortgage Securities, Inc.,            April 26, 2002          2002-5
      Bank of America, N.A. and The Bank of New
      York

D37   Bank of America Mortgage Securities, Inc.,            May 23, 2002            2002-D
      Bank of America, N.A. and The Bank of New
      York

D36   Bank of America Mortgage Securities, Inc.,            May 23, 2002            2002-E
      Bank of America, N.A. and The Bank of New
      York

D41   Bank of America Mortgage Securities, Inc.,            June 26, 2002           2002-F
      Bank of America, N.A. and The Bank of New
      York

D40   Bank of America Mortgage Securities, Inc.,            June 25, 2002           2002-6
      Bank of America, N.A. and The Bank of New
      York

D38   Bank of America Mortgage Securities, Inc.,            June 26, 2002           2002-G
      Bank of America, N.A. and The Bank of New
      York

D42   Bank of America Mortgage Securities, Inc.,            July 25, 2002           2002-7
      Bank of America, N.A. and The Bank of New
      York

D43   Bank of America Mortgage Securities, Inc.,            July 25, 2002           2002-H
      Bank of America, N.A. and The Bank of New
      York

D45   Bank of America Mortgage Securities, Inc.,            August 27, 2002         2002-I
      Bank of America, N.A. and The Bank of New
      York

D49   Bank of America Mortgage Securities, Inc.,            September 26, 2002      2002-J
      Bank of America, N.A. and The Bank of New
      York

D51   Bank of America Mortgage Securities, Inc.,            September 27, 2002      2002-K
      Bank of America, N.A. and The Bank of New
      York

D44   Bank of America Mortgage Securities, Inc.,            August 27, 2002         2002-8
      Bank of America, N.A. and The Bank of New
      York

D47   Bank of America Mortgage Securities, Inc.,            September 26, 2002      2002-9
      Bank of America, N.A. and The Bank of New
      York

D55   Bank of America Mortgage Securities, Inc.,            October 24, 2002        2002-10
      Bank of America, N.A. and The Bank of New
      York

  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.



  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                            Interest          Principal               Losses            Ending Balance
   1-A-1                       3,618,286.46        45,193,206.55                0.00             84,682,793.45
   1-A-2                       3,482,443.31        43,496,495.26                0.00             81,503,504.74
   1-A-3                       6,964,886.62        86,992,990.52                0.00            163,007,009.48
   1-A-4                         135,815.29         1,696,363.32                0.00              3,178,636.68
   1-A-5                         208,946.60         2,609,789.72                0.00              4,890,210.28
   1-A-R                               0.57               100.00                0.00                      0.00
   2-A-1                      11,166,664.29       122,740,572.48                0.00            242,086,427.52
   APT                            29,233.83           342,203.48                0.00                657,796.52
   1-B-1                         324,671.08            61,904.75                0.00             10,174,095.25
   1-B-2                         136,706.95            26,065.79                0.00              4,283,934.21
   1-B-3                         102,546.07            19,552.37                0.00              3,213,447.63
   1-B-4                          25,628.59             4,886.58                0.00                803,113.42
   1-B-5                          25,628.59             4,886.58                0.00                803,113.42
   1-B-6                          51,289.35             9,779.29                0.00              1,607,234.96
   2-B-1                         220,052.10            43,294.89                0.00              6,196,705.11
   2-B-2                          66,685.66            13,120.29                0.00              1,877,879.71
   2-B-3                          66,685.66            13,120.29                0.00              1,877,879.71
   2-B-4                          39,990.24             7,868.01                0.00              1,126,131.99
   2-B-5                          26,695.42             5,252.28                0.00                751,747.72
   2-B-6                          33,342.33             6,559.70                0.00                938,925.99